Form 10-Q
period 1997-12-31
HONDA AUTO RECEIVABLES 1997-A GRANTOR TRUST
filed 1998-02-17
CIK 1025365

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q


        [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the quarterly period ended
           December 31, 1997
                                or

        [   ] Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period
           from              to

                       Commission File Number  333-18095


                 Honda Auto Receivables 1997-A Grantor Trust
                 (Exact name of registrant as specified in its charter)



              California                          33-0526079
(State or other jurisdiction of incorporation) (I.R.S. Employer identification No.)

700 Van Ness Avenue
Torrance, CA                                      90501
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (310)781-4100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the securities Exchange Act. of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             X Yes      No

Item 5. Other Events


     On November 15, December 15 and January 15, the Principal and interest collected during the preceding calendar quarter, net of certain adjustments as provided for in the Pooling and Servicing Agreement dated as of July 1, 1997 (the "Agreement"), between American Honda
Receivable Corporation, as Seller, American Honda Finance Corporation, as Servicer, and The Bank of Tokyo-Mitsubishi Trust Co., as
Trustee (the "Trustee"), were distributed to holders ("Certificateholders") of certificates representing undivided fractional interests in Honda Auto Receivables 1997-A Grantor Trust. In accordance with the Agreement, the Servicer's Certificate, as defined in the Agreement, was furnished to the Trustee for the benefit of the Certificateholders and, as such, was distributed by the Trustee to the Certificateholders. A copy of the Servicer's Certificate is being filed as Exhibit 99 to this Quarterly Report on Form 10-Q.


Item 6 (c). Exhibits and Reports on Form 8-K

        (a) Exhibit 99
              Servicer's Certificate for
              The Third Quarter of 1997


        (b) Reports on Form 8K

                 Reports                 Date

              The month of Oct. 1997  (Nov.15, 1997)

              The month of Nov. 1997  (Dec.15, 1997)

              The month of Dec. 1997  (Jan.15, 1998)

SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Honda Auto Receivables 1997-A Grantor Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)


By:
/s/ John Weisickle
John Weisickle, Sr. Vice President/ Finance