Form 10-K
period 1998-03-31
HONDA AUTO RECEIVABLES 1997-A GRANTOR TRUST
filed 1998-06-23
CIK 1025365

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended March 31, 1998
                                       OR


             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from                 to

                         Commission file number  333-18095


             Honda Auto Receivables 1997-A Grantor Trust
                   (Exact name of registrant as specified in its charter)

California                                                   33-0526079
(State of incorporation)                                     (IRS Employer
                                                             Identification No.)


700 Van Ness Avenue
Torrance, CA                                                  90501
(Address of principal executive offices)                     (Zip Code)

             Registrant's telephone number, including area code: (310)781-4100

               Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                         Name of each exchange
                                                 on which registered

     None                                        None


                Securities registered pursuant to section 12(g) of the Act:

                               None
                               (Title of class)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES     X         NO


   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or 'information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]



PART I

Item 1. Business

        The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 1997-A
        Grantor Trust as of  March 31, 1998 :

1. Delinquent Contracts:                            ($000's)
                               Contracts            Amount

     a. 30 - 59 Days Delinquent      553              $6,766

     b. 60 - 89 Days Delinquent       65                $827

     c. 90 Days or More Delinqu       33                $444

2. Delinquent Ratio:                                ($000's)

     a. Delinquent Balances                           $7,920

     b. Total Pool Balance                          $752,127

     c. Delinquency Ratio                               1.05%

3. Aggregate Net Losses:                            ($000's)

     a. Cumulative Net Losses                         $2,965

     b. Original Portfolio                        $1,080,050

     c. Aggregate Loss Ratio                            0.27%

Item 2. Properties
         N/A

Item 3. Legal Proceedings
         N/A

Item 4. Submission of Matters to a Vote of Security Holders
         N/A


PART II


Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

        All holders of records of the Class A Certificates issued by Honda Auto
        Receivables 1997-A Grantor Trust (except for American Honda
        Receivables Corp.) are registered through the nominee of Cede  & Co.


Item 6. Selected Financial Data
         N/A

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations
         N/A

Item 8. Financial Statements and Supplementary Data
         N/A

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
         N/A

PART III

Item 10. Directors and Executive Officers of the Registrant
         N/A

Item 11. Executive Compensation
         N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management
         N/A

Item 13. Certain Relationships and Related Transactions
         N/A


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibit No. 99

Description

Annual Statement to Certificateholders pursuant to Section 14.09 of the Standard Terms and Conditions dated as of July 1, 1997 among American Honda Receivables Corp., as Seller, American
Honda Finance Corporation, as Server, and Bank of Tokyo-Mitsubishi Trust
Company of New York, as Trustee.

(b) Reports

                   Reports               Date
     Form 10Q The 1st Qtr. of 1997        (Aug.15, 1997)

              The 2nd Qtr. of 1997        (Nov.15, 1997)

              The 3rd Qtr. of 1997        (Feb.15, 1997)

     Form 8K  The month of Jan. 1998      (Feb.15, 1998)

              The month of Feb. 1998      (Mar.15, 1998)

              The month of Mar. 1998      (Apr.15, 1998)

SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Honda Auto Receivables 1997-A Grantor Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)


By:
/s/ John Weisickle
John Weisickle, Vice President/ Finance
