Form 10-K
period 1999-03-31
HONDA AUTO RECEIVABLES 1997-A GRANTOR TRUST
filed 1999-06-17
CIK 1025365

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended March 31, 1999
                                        OR


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

Item 1. Business

      The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 1997-A
      Grantor Trust as of  March 31, 1999 :

1. Delinquent Contracts:                             ($000's)
                                Contracts            Amount

      a. 30 - 59 Days Delinquent      539              $4,384

      b. 60 - 89 Days Delinquent       84                $710

      c. 90 Days or More Delinqu       17                $149

2. Delinquent Ratio:                                 ($000's)

      a. Delinquent Balances                           $5,243

      b. Total Pool Balance                          $376,443

      c. Delinquency Ratio                               1.39%

3. Aggregate Net Losses:                             ($000's)

      a. Cumulative Net Losses                         $7,599

      b. Original Portfolio                        $1,080,050

      c. Aggregate Loss Ratio                            0.70%

Item 2.Properties
          N/A

Item 3.Legal Proceedings
          N/A

Item 4.Submission of Matters to a Vote of Security Holders
          N/A


PART II


Item 5.Market For Registrant's Common Equity and Related Stockholder Matters

      All holders of records of the Class A Certificates issued by Honda Auto
      Receivables 1997-A Grantor Trust (except for American Honda
      Receivables Corp.) are registered through the nominee of Cede  & Co.


Item 6.Selected Financial Data
          N/A

Item 7.Management's Discussion and Analysis of
      Financial Condition and Results of Operations
          N/A

Item 8.Financial Statements and Supplementary Data
          N/A

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
          N/A

PART III

Item 10.Directors and Executive Officers of the Registrant
          N/A

Item 11.Executive Compensation
          N/A

Item 12.Security Ownership of Certain Beneficial Owners and Management
          N/A

Item 13.Certain Relationships and Related Transactions
          N/A


PART IV

Item14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibit No. 99

Description

Annual Statement to Certificateholders pursuant to Section 14.09 of the Standard Terms and Conditions dated as of July 1, 1997 among American Honda Receivables Corp., as Seller, American
Honda Finance Corporation, as Server, and Bank of Tokyo-Mitsubishi Trust
Company of New York, as Trustee.

(b) Reports

                    Reports               Date
      Form 10QThe 1st Qtr. of 1998        (Aug.15, 1998)

              The 2nd Qtr. of 1998        (Nov.15, 1998)

              The 3rd Qtr. of 1998        (Feb.15, 1998)

      Form 8K The month of Jan. 1999      (Feb.15, 1999)

              The month of Feb. 1999      (Mar.15, 1999)

              The month of Mar. 1999      (Apr.15, 1999)

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
