Form 10-K
period 2000-03-31
HONDA AUTO RECEIVABLES 1997-A GRANTOR TRUST
filed 2000-06-22
CIK 1025365

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended March 31, 2000
                                        OR


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

Item 1.Business

      The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 1997-A
      Grantor Trust as of  March 31, 2000 :

1. Delinquent Contracts:                           ($000's)
                                Contracts           Amount

      a. 30 - 59 Days Delinquent      545            $2,768

      b. 60 - 89 Days Delinquent       88              $440

      c. 90 Days or More Delinqu       22              $126

2. Delinquent Ratio:                               ($000's)

      a. Delinquent Balances                         $3,334

      b. Total Pool Balance                        $132,850

      c. Delinquency Ratio                             2.51%

3. Aggregate Net Losses:                           ($000's)

      a. Cumulative Net Losses                       $7,828

      b. Original Portfolio                       $1,080,050

      c. Aggregate Loss Ratio                          0.72%

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

(b) Reports

                    Reports               Date
      Form 8K The month of Apr. 1999      (May 15, 1999)
              The month of May  1999      (Jun.15, 1999)
              The month of Jun. 1999      (Jul.15, 1999)
              The month of Jul. 1999      (Aug.15, 1999)
              The month of Aug. 1999      (Sep.15, 1999)
              The month of Sep. 1999      (Oct.15, 1999)
              The month of Oct. 1999      (Nov.15, 1999)
              The month of Nov. 1999      (Dec.15, 1999)
              The month of Dec. 1999      (Jan.15, 2000)
              The month of Jan. 2000      (Feb.15, 2000)
              The month of Feb. 2000      (Mar.15, 2000)
              The month of Mar. 2000      (Apr.15, 2000)

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
